Form 10QSB
period 2000-03-31
INDEPENDENT ASSET MANAGEMENT CORP
filed 2000-04-13
CIK 1105692

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

          [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  March 31, 2000

                      Commission file number 000-29451

                     INDEPENDENT ASSET MANAGEMENT CORP.
           (Exact name of registrant as specified in its charter)

Nevada                                                            88-0448320
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)

1850 E. Flamingo Rd #111
Las Vegas, Nevada                                                      89119
(Address of principal executive offices                           (zip code)

                               (702) 866-5842
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                                         Outstanding at
                                                              March 31, 2000
Common Stock, par value $0.001                                     5,000,000


                        ITEM 1.  FINANCIAL STATEMENTS

                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)

                                BALANCE SHEET
                               March 31, 2000
                                 (Unaudited)

                                   ASSETS

                                                                March
                                                               31, 2000

                                                            -------------
CURRENT ASSETS
  Cash                                                           $        0
                                                              -------------
     TOTAL CURRENT ASSETS                                        $        0
                                                              -------------
OTHER ASSETS                                                 $            0
                                                              -------------
     TOTAL OTHER ASSETS                                      $            0
                                                              -------------
     TOTAL ASSETS                                                $        0
                                                                ===========

The accompanying notes are an integral part of these financial statements

                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)

                                BALANCE SHEET
                               March 31, 2000
                                 (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 March
                                                                31, 2000

                                                             -------------
CURRENT LIABILITIES
     Officers Advances (Note #6)                                 $    1,132
                                                                -----------
  TOTAL CURRENT LIABILITIES                                      $    1,132
                                                                -----------
STOCKHOLDERS' EQUITY (Note #1)

     Preferred stock, $.001 par value
     Authorized 5,000,000 shares
     Issued and outstanding at
     March 31, 2000-None                                        $         0

     Common stock, par value $.001
     Authorized 20,000,000 shares
     issued and outstanding at
     March 31, 2000-5,000,000 shares                             $    5,000

     Additional paid in Capital                                       5,000

     Deficit accumulated during
     the development stage                                         (11,132)
                                                                -----------
  TOTAL STOCKHOLDERS' EQUITY                                  $     (1,132)
                                                                -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                           $          0
                                                                  =========

The accompanying notes are an integral part of these financial statements

                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)

                           STATEMENT OF OPERATIONS
                               March 31, 2000
                                 (Unaudited)



                                                                March
                                                               31, 2000
                                                             -----------
INCOME
     Revenue                                                    $         0
                                                                -----------
EXPENSES
     General and
     Administrative                                          $        1,132
                                                                -----------
   Total Expenses                                            $        1,132
                                                                -----------
Net Loss                                                     $      (1,132)

Net Profit
or Loss(-)
Per weighted
Share (Note #1)                                                $    (.0002)
                                                                  =========
Weighted average
Number of common
shares outstanding                                                5,000,000
                                                                  =========

The accompanying notes are an integral part of these financial statements

                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)

                      STATEMENT OF STOCKHOLDERS' EQUITY
                               March 31, 2000
                                 (Unaudited)

                                                   Additional     Accumu-
                                Common Stock        Paid-in        lated
                               Shares    Amount     capital       Deficit
                            ---------- --------  ------------ -------------
Balance,
January 1, 2000              5,000,000    5,000  $          0 $          0

Net   loss  three   months
ended
March 31, 2000                       0        0             0      (1,132)
                           -----------  -------  ------------ -------------
Balance,
March 31, 2000               5,000,000    5,000    $        0 $    (1,132)

The accompanying notes are an integral part of these financial statements

                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                               March 31, 2000
                                 (Unaudited)


                                                                 March
                                                               31, 2000

                                                             ------------
Cash Flows from
Operating Activities:
  Net Loss                                                  $      (1,132)
  Amortization                                                           0
  Stock issued for services                                              0

  Changes in assets and
  Liabilities
     Shareholder advances                                            1,132
                                                              ------------
Net cash used in
operating activities                                              $      0

Cash Flows from
investing activities
organization costs                                                       0

Cash Flows from
Financing Activities:                                                    0
                                                              ------------
Net increase(decrease)
in cash                                                        $         0

Cash, beginning of Period                                                0
                                                              ------------
Cash, end of period                                            $         0
                                                                 =========

The accompanying notes are an integral part of these financial statements

                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                               March 31, 2000

NOTE 1 - History and organization of the Company

The Company was organized January 19, 2000, under the laws of the State of Nevada as INDEPENDENT ASSET MANAGEMENT CORP.. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company.

On January 19, 2000, the Company issued 10,000 shares of its no par value common stock for services of $10,000.

On January 18, 2000, the State of Nevada approved the Company's resated Articles of Incorporation, which increased its capitalization from 50,000 common shares to 20,000,000 common shares. The par value was changed from $1.00 par value to $.001. The Company also added 5,000,000 shares of preferred stock with a par value of $.001.

On January 18, 2000, the Company forward split its common stock 500:1, thus increasing the number of outstanding common stock shares from 10,000 shares to 5,000,000 shares.

NOTE 2 - Accounting Policies and Procedures

The Company has not determined its accounting policies and procedures, except as follows:

1.   The Company uses the accrual method of accounting.

2. Earnings per share is computed using the weighted average number of shares of common stock outstanding.

3. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

NOTE 3 - GOING CONCERN

The company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through further equity financing's and seeking necessary bank loans.

                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS CONTINUED
                               March 31, 2000

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company neither owns or leases any real or personal property. Office services are provided without charge by an officer and or director of the Company. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts. The Company has formulated no policy for the resolution of such conflicts.

NOTE 5 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to issue any additional shares of common stock or preferred stock of the Company.

NOTE 6 - OFFICERS ADVANCES

While the Company is seeking additional capital through a merger with an existing operating company, an officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These funds are interest free.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the
"Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that is has during the prior 12 month period timely filed all reports required under the Exchange Act), and its class of common stock registered under the Exchange Act may be traded in the United States securities markets provided that the Company is then in compliance with applicable laws, rules and regulations, including compliance with its reporting requirements under the Exchange Act.

We are currently seeking to engage in a merger with or acquisition of an unidentified foreign or domestic company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. We meet the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended. We have been in the developmental stage since inception and have no operations to date. Other than issuing shares to our original stockholders, we have not commenced any operational activities.

We will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We are subject to all the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

We will not restrict our search for any specific kind of businesses, but may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

A business combination with a target business will normally involve the transfer to the target business of the majority of our common stock, and the substitution by the target business of its own management and board of directors.

We have, and will continue to have, no capital with which to provide the owners of business opportunities with any cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Our officer and director has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Our Officer and Director has agreed that they will advance any additional funds which we need for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances will be made without expectation of repayment unless the owners of the business which we acquire or merge with agree to repay all or a portion of such advances. There is no minimum or maximum amount the Officer and Director will advance to us. We will not borrow any funds for the purpose of repaying advances made by such Officer and Director, and we will not borrow any funds to make any payments to our promoters, management or their affiliates or associates.

The Board of Directors has passed a resolution which contains a policy that we will not seek an acquisition or merger with any entity in which our officer, director, stockholder or his affiliates or associates serve as officer or director or hold more than a 10% ownership interest.

COMPUTER SYSTEMS REDESIGNED FOR YEAR 2000

Many existing computer programs use only two digits to identify a year in such program's date field. These programs were designed and developed without consideration of the impact of the change in century for which four digits will be required to accurately report the date. If not corrected, many computer applications could fail or create erroneous results by or following the year 2000 ("Year 2000 Problem"). Many of the computer programs containing such date language problems have not been corrected by the companies or governments operating such programs. The Company does not have operations and does not maintain computer systems. However, it is impossible to predict what computer programs will be effected, the impact any such computer disruption will have on other industries or commerce or the severity or duration of a computer disruption.

Before the Company enters into any business combination, it will inquire as to the status of any target company's Year 2000 Problem, the steps such target company has taken to correct any such problem and the probable impact on such target company of any computer disruption. However, there can be no assurance that the Company will not combine with a target company that has an uncorrected Year 2000 Problem or that any such Year 2000 Problem corrections are sufficient. The extent of the Year 2000 Problem of a target company may be impossible to ascertain and its impact on the Company is impossible to predict.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

There were no exhibits filed by the Company during the quarter.

Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the quarter.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INDEPENDENT ASSET MANAGEMENT CORP.


By:/s/ Anthony DeMint
Anthony N. DeMint, President


Dated:    April 13, 2000