Form 10QSB
period 2000-09-30
INDEPENDENT ASSET MANAGEMENT CORP
filed 2000-10-12
CIK 1105692

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

          [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:  September 30, 2000

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

Class                                                         Outstanding at
                                                          September 30, 2000
Common Stock, par value $0.001                                     5,000,000


                        ITEM 1.  FINANCIAL STATEMENTS

                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)

                                BALANCE SHEET
                             September 30, 2000
                                 (Unaudited)

                                   ASSETS

                                                            September 30,
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
                                                                ===========

The accompanying notes are an integral part of these financial statements

                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)

                                BALANCE SHEET
                             September 30, 2000
                                 (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             September 30,
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
                                                                -----------
STOCKHOLDERS' EQUITY (Note #1)

     Preferred stock, $.001 par value
     Authorized 5,000,000 shares
     Issued and outstanding at
     September 30, 2000-None                                    $         0

     Common stock, par value $.001
     Authorized 20,000,000 shares
     issued and outstanding at
     September 30, 2000-5,000,000 shares                         $    5,000

     Additional paid in Capital                                       5,000

     Deficit accumulated during
     the development stage                                         (11,132)
                                                                -----------
  TOTAL STOCKHOLDERS' EQUITY                                  $     (1,132)
                                                                -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                           $          0
                                                                  =========

The accompanying notes are an integral part of these financial statements

                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)

                           STATEMENT OF OPERATIONS
                            September 30, 2000
                                 (Unaudited)



                                                            September 30,
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
                                                                  =========

The accompanying notes are an integral part of these financial statements

                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)

                      STATEMENT OF STOCKHOLDERS' EQUITY
                             September 30, 2000
                                 (Unaudited)

                                                   Additional     Accumu-
                                Common Stock        Paid-in        lated
                               Shares    Amount     capital       Deficit
                            ---------- --------  ------------ -------------
Balance,
January 1, 2000              5,000,000    5,000  $          0 $          0

Net loss ended
September 30, 2000                   0        0             0      (1,132)
                           -----------  -------  ------------ -------------
Balance,
September 30, 2000           5,000,000    5,000    $        0 $    (1,132)

The accompanying notes are an integral part of these financial statements

                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                             September 30, 2000
                                 (Unaudited)


                                                             September 30,
                                                                 2000
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
                                                                 =========

The accompanying notes are an integral part of these financial statements

                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                             September 30, 2000

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

                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS CONTINUED
                             September 30, 2000

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


INDEPENDENT ASSET MANAGEMENT CORP.


By:/s/ Debra K. Amigone
    Debra K. Amigone, President


Dated:    October 11, 2000