Form 10QSB
period 2001-06-30
INDEPENDENT ASSET MANAGEMENT CORP
filed 2001-08-03
CIK 1105692

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  June 30, 2001

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
Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                         Outstanding at June 30, 2001
Common Stock, par value $0.001                     6,454,060

                        ITEM 1.  FINANCIAL STATEMENTS

                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)

                                BALANCE SHEET
                                June 30, 2001


                                   ASSETS
                                             (Unaudited)      December 31,
                                             June 30, 2001         2000
                                             -------------    -------------
CURRENT ASSETS                                 $         0      $         0
                                               -----------      -----------
     TOTAL CURRENT ASSETS                      $         0      $         0
                                               -----------      -----------
     TOTAL ASSETS                              $         0      $         0
                                               ===========      ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Officers Advances (Note #7)               $         0      $     1,132
                                               -----------      -----------
  TOTAL CURRENT LIABILITIES                    $         0      $     1,132
                                               -----------      -----------
STOCKHOLDERS' EQUITY (Note #3)

     Preferred stock, $.001 par value
     5,000,000 shares authorized,
     no shares issued or outstanding           $         0      $         0

     Common stock, par value $.001,
     20,000,000 shares authorized,
     6,454,060 and 5,000,000 shares issued
     and outstanding at June 30, 2001
     and December 31, 2000, respectively       $     6,454      $     5,000

     Additional paid in Capital                      5,000            5,000

     Deficit accumulated during
     the development stage                        (11,454)         (11,132)
                                               -----------      -----------
  TOTAL STOCKHOLDERS' EQUITY                   $         0      $   (1,132)
                                               -----------      -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                           $         0      $         0
                                               ===========      ===========

  The accompanying notes are an integral part of these financial statements

	             INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)

                           STATEMENT OF OPERATIONS
                                June 30, 2001
                                 (Unaudited)


                      Three      Three      Six         Six        June 19,
                     Months      Months     Months     Months       1979
                      Ended      Ended      Ended      Ended      (Inception)
                    June 30,    June 30,   June 30,   June 30,    to June 30,
                      2001        2000       2001       2000         2001
                    ---------   ---------  ---------  ---------   ----------
INCOME
 Revenue            $       0   $       0  $       0  $       0   $        0
                    ---------   ---------  ---------  ---------   ----------
EXPENSES
 General and
 Administrative     $      22   $   1,132  $     322  $   1,132   $   11,454
                    ---------   ---------  ---------  ---------   ----------
 Total Expenses     $      22   $   1,132  $     322  $   1,132   $   11,454
                    ---------   ---------  ---------  ---------   ----------
Net Loss            $    (22)   $ (1,132)  $   (322)  $ (1,132)   $ (11,454)

Net Profit
or Loss(-)
Per weighted
Share (Note #1)     $   (.00)   $   (.00)  $   (.00)  $   (.00)   $    (.00)
                    =========   =========  =========  =========   ==========
Weighted average
Number of common
shares outstanding  6,454,060   5,000,000  6,454,060  5,000,000    6,454,060
                    =========   =========  =========  =========   ==========

  The accompanying notes are an integral part of these financial statements

			INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                                June 30, 2001
                                 (Unaudited)

                           Three     Three     Six      Six        June 19,
                           Months    Months    Months   Months      1979
                           Ended     Ended     Ended    Ended    (Inception)
                          June 30,  June 30,  June 30, June 30,  to June 30,
                            2001     2000      2001      2000        2001
                          --------  -------- --------- --------- -----------
Cash Flows from
Operating Activities:
 Net Loss                 $   (22)  $(1,132) $   (322) $ (1,132) $  (11,454)

 Stock issued for                0         0         0         0      10,000
services

 Changes in assets and
 Liabilities
 Officers advances              0      1,132   (1,432)     1,132       (300)
                         --------  ---------- --------- --------- -----------

Net cash used in
operating activities         (22)          0   (1,754)         0     (1,754)

Cash Flows from
investing activities            0          0         0         0           0

Cash Flows from
Financing Activities:
 Issuance of common            22          0     1,754         0       1,754
stock
                         -------- ---------- --------- --------- -----------

Net increase(decrease)
in cash                         0          0         0         0           0

Cash, beginning of Period       0          0         0         0           0
                         --------  ---------- --------- --------- ----------
Cash, end of period      $      0  $        0 $       0 $       0 $        0
                         ========  ========== ========= ========= ==========


Non-Cash Transactions
 Interest Paid           $      0  $        0 $       0 $       0 $         0
                         ========  ========== ========= ========= ===========

 Taxes Paid              $      0  $        0 $       0 $       0 $         0
                         ========  ========== ========= ========= ===========

 Number of Shares
  issued for services           0   5,000,000         0 5,000,000   5,000,000
                         ========  ========== ========= ========= ===========

  The accompanying notes are an integral part of these financial statements

		      INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 2001

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

     On April 1, 2001 the Company issued an officer of the Company 22,060 shares of its $.001 par value common stock for cash of $22.06.

                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS CONTINUED
                                June 30, 2001

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

August 2, 2001
Dated

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