Form 10QSB
period 2001-09-30
INDEPENDENT ASSET MANAGEMENT CORP
filed 2001-10-11
CIK 1105692

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:  September 30, 2001

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
Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                         Outstanding at September 30, 2001
Common Stock, par value $0.001                     6,467,300

                        ITEM 1.  FINANCIAL STATEMENTS

                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)

                                BALANCE SHEET
                             September 30, 2001


                                   ASSETS
                                             (Unaudited)
                                            September 30,    December 31,
                                                2001             2000
                                            -------------   -------------
CURRENT ASSETS                                 $         0      $         0
                                               -----------      -----------
     TOTAL CURRENT ASSETS                                0                0
                                               -----------      -----------
     TOTAL ASSETS                              $         0      $         0
                                               ===========      ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Officers Advances (Note #7)               $         0      $     1,132
                                               -----------      -----------
  TOTAL CURRENT LIABILITIES                              0            1,132
                                               -----------      -----------
STOCKHOLDERS' EQUITY (Note #3)

     Preferred stock, $.001 par value
     5,000,000 shares authorized,
     no shares issued or outstanding                     0                0

     Common stock, par value $.001,
     20,000,000 shares authorized,
     6,467,300 and 5,000,000 shares issued
     and outstanding at September 30, 2001
     and December 31, 2000, respectively             6,467            5,000

     Additional paid in Capital                      5,000            5,000

     Deficit accumulated during
     the development stage                        (11,467)         (11,132)
                                               -----------      -----------
  TOTAL STOCKHOLDERS' EQUITY                             0          (1,132)
                                               -----------      -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                           $         0      $         0
                                               ===========      ===========

  The accompanying notes are an integral part of these financial statements

                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)

                           STATEMENT OF OPERATIONS
                             September 30, 2001
                                 (Unaudited)


                                                                January 19,
                      Three      Three       Nine       Nine        1994
                     Months      Months     Months     Months   (Inception)
                      Ended      Ended      Ended      Ended    to September
                    September  September  September  September    30, 2001
                    30, 2001    30, 2000   30, 2001   30, 2000
                    ---------  ---------  ---------  ---------  -----------
INCOME
 Revenue            $       0   $       0  $       0  $       0   $        0
                    ---------   ---------  ---------  ---------   ----------
EXPENSES
 General and
 Administrative            13       1,132        335      1,132       11,467
                    ---------   ---------  ---------  ---------   ----------
 Total Expenses            13       1,132        335      1,132       11,467
                    ---------   ---------  ---------  ---------   ----------
Net Loss            $    (13)   $ (1,132)  $   (335)  $ (1,132)   $ (11,467)
                    =========   =========  =========  =========   ==========

Net Profit
or Loss(-)
Per weighted
Share (Note #1)     $   (.00)   $   (.00)  $   (.00)  $   (.00)   $    (.00)
                    =========   =========  =========  =========   ==========
Weighted average
Number of common
shares outstanding  6,467,300   5,000,000  6,467,300  5,000,000    6,467,300
                    =========   =========  =========  =========   ==========
















  The accompanying notes are an integral part of these financial statements

                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                             September 30, 2001
                                 (Unaudited)

                                                                 January 19,
                        Three      Three      Nine       Nine        1994
                       Months     Months     Months     Months   (Inception)
                        Ended      Ended     Ended       Ended   to September
                      September  September September   September   30, 2001
                      30, 2001   30, 2000   30, 2001   30, 2000
                      --------   --------  ---------   --------- -----------
Cash Flows from
Operating
Activities:
 Net Loss            $    (13)  $  (1,132)  $   (335)  $ (1,132) $  (11,467)
 Stock issued for
services                     0           0          0          0      10,000
 Stock issued to
convert debt to
equity                      13           0      1,767          0       1,767
 Changes in assets
and
 Liabilities
 Officers advances           0       1,132    (1,432)      1,132       (300)
                     ---------  ----------  ---------  --------- -----------
Net cash used in
operating activities         0           0          0          0           0

Cash Flows from
investing activities         0           0          0          0           0

Cash Flows from
Financing
Activities:                  0           0          0          0           0
                     ---------  ----------  ---------  --------- -----------
Net
increase(decrease)
in cash                      0           0          0          0           0

Cash, beginning of
Period                       0           0          0          0           0
                     ---------  ----------  ---------  --------- -----------
Cash, end of period  $       0  $        0  $       0  $       0 $         0
                     =========  ==========  =========  ========= ===========

Supplemental
Disclosure
 Interest Paid       $       0  $        0  $       0  $       0 $         0
                     =========  ==========  =========  ========= ===========
 Taxes Paid          $       0  $        0  $       0  $       0 $         0
                     =========  ==========  =========  ========= ===========
Non-Cash
Transactions
 Number of Shares
  issued for
services                     0   5,000,000          0  5,000,000   5,000,000
                     =========  ==========  =========  ========= ===========



  The accompanying notes are an integral part of these financial statements

                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                             September 30, 2001

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

     On January 1, 2001 the Company issued an officer of the Company 1,432,000 shares of its $.001 par value common stock for conversion of debt to equity of $1,432.

     On April 1, 2001 the Company issued an officer of the Company 22,060 shares of its $.001 par value common stock for conversion of debt to equity of $22.06.

     On July 1, 2001 the Company issued an officer of the Company 13,240 shares of its $.001 par value common stock for conversion of debt to equity of $13.24.

                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS CONTINUED
                             September 30, 2001

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


                         INDEPENDENT ASSET MANAGEMENT CORP.


                         By:  /s/Debra K. Amigone
                              Debra K. Amigone, President


Dated:    September 30, 2001

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