Form 10KSB
period 2001-12-31
INDEPENDENT ASSET MANAGEMENT CORP
filed 2002-03-27
CIK 1105692

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

             [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended: December 31, 2001

                      Commission file number 000-29451

                     INDEPENDENT ASSET MANAGEMENT CORP.
           (Exact name of registrant as specified in its charter)

Nevada                                            88-0448320
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

1850 E. Flamingo Rd., #111
Las Vegas, NV                                     89119
(Address of principal executive offices)          (zip code)

                Issuer's Telephone Number:    (702) 866-5839

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

     The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2001, was 6,481,360 shares, held by approximately 1 stockholder.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     Independent Asset Management Corp. was incorporated in the State of Nevada on January 19, 1994, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the development stage since inception. Independent Asset Management Corp. has not engaged in any commercial operations. Independent Asset Management Corp. does not have active business operations, and at this time we are considered a "Blank Check" company.

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

ITEM 3.   LEGAL PROCEEDINGS

     There is no litigation pending or threatened by or against us.

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

     During the past three years, we have issued securities which were not registered as follows:

                                        NUMBER OF
DATE                      NAME            SHARES          CONSIDERATION
January 19, 1994     Debra Amigone        10,000           $10,000(1)
January 18,2000      Debra Amigone      4,990,000    500:1 Forward Split(1)
January 1, 2001      Debra Amigone      1,432,000            $1,432
April 1, 2001        Debra Amigone        22,060             $22.06
July 1, 2001         Debra Amigone        13,240             $13.24
October 1, 2001      Debra Amigone        14,060             $14.06
                         Total          6,481,360

________

(1) Ms. Amigone is our sole director, controlling stockholder and president. Shares issued to Ms. Amigone were in return for services provided to us by Ms. Amigone, in lieu of cash. With respect to the stock issued to Ms. Amigone, we relied upon Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder.

(2) Shares issued to Ms. Amigone were conversions of debt to equity for monies advanced by Ms. Amigone. With respect to the stock issued to Ms. Amigone, we relied upon Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder.

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

CURRENT BLANK CHECK COMPANIES

     The SEC reporting blank check companies that Debra Amigone serves or has served as President and Director are listed in the following table:

                                                   Date
Incorporation Name          Form Type  File #    of Filing  Status (l)
VCM Technology Limited      10SB12G    000-29419  10 Feb 00    (2a)

(1) Under Merger Status "Merger" represents either a merger or an acquisition has occurred or the company ceased to be a blank check company by operating specific business a "No" represents that the company is currently seeking merger or acquisition candidate. More detailed information for each merger is disclosed in following paragraphs.

(2) (2a) In August 2001 VCM Technology Limited merged with Vitial Living, Inc.("Vital") whereby Vital was the surviving corporation and VCM Technology Limited ceased to exist. Vital currently markets a line of "impact" nutritional products. Additionally, the Company intends to develop proprietary technology and product distribution through the Allopathic Medicine, Complementary and Alternative Medicine (CAM) and traditional Natural Products distribution channels. These markets serve the core users of dietary supplements and address the unique challenges of product substantiation and differentiation by closely controlling marketing messages and effectively educating the target consumers. Further, the company intends to introduce novel compounds and clinically substantiated products and technologies into this core distribution, while maximizing profitability with strategic supply chain management.. Pursuant to the Plan of Merger, Vital issued 5,062 shares of restricted Common Stock to Debra K. Amigone in exchange for the cancellation of Ms. Amigone's 6,454,060 shares of VCM Technology Limited Common Stock. Vital paid $150,000 in cash to Sperry Young & Stoecklein, of which Debra K. Amigone is an affiliate, for consulting fees associated with the merger. Ms. Amigone currently is a non-affiliated stockholder of Vital. Vital is currently a SEC reporting company under 12(g) of the Securities and Exchange Act of 1934.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2001, each person known by us to be the beneficial owner of five percent or more of our Common Stock and our director and officer. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

                                        Amount of
Name and Address                        Beneficial           Percent of
Of Beneficial Owner                     Ownership         Outstanding Stock
Debra K. Amigone                        6,481,360               100%
1850 E. Flamingo Rd., #111
Las Vegas, NV 89119
All Executive Officers and
Directors as a Group
(1 Person)                              6,481,360               100%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On January 19, 1994, the company issued 10,000 shares of its no par value common stock for services of $ 10,000. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On January 18, 2000, the State of Nevada approved the Company's restated Articles of Incorporation, which increased its capitalization from 50,000 common shares to 20,00,000 common shares. The par value was changed from $1.00 par value to $.001. The Company also added 5,000,000 shares of preferred stock with a par value of $.001.

     On January 31, 2000, the Company forward split its common stock 500:1, thus increasing the number of outstanding common stock shares from 10,000 shares to 5,000,000 shares. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On January 1, 2001 the Company issued an officer of the Company 1,432,000 shares of its $.001 par value common stock for conversion of debt to equity of $1,432. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On April 1, 2001 the Company issued an officer of the Company 22,060 shares of its $.001 par value common stock for conversion of debt to equity of $22.06. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On July 1, 2001 the Company issued an officer of the Company 13,240 shares of its $.001 par value common stock for conversion of debt to equity of $13.24. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On October 1, 2001 the Company issued an officer of the Company 14,060 shares of its $.001 par value common stock for conversion of debt to equity of $14.06. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
3(i)* Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on February 11, 2000, and incorporated herein by reference.
3(ii)* By-Laws  filed  as an exhibit to the Company's registration  statement on Form 10-SB filed on February 11, 2000, and incorporated herein by reference.
4.1* Article VI of Articles of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on February 11, 2000, and incorporated herein by reference.
4.2* Article II and Article VIII, Sections 3 and 6 of By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB filed on February 11, 2000, and incorporated herein by reference.
11** Statement of Per share earnings as shown in Note 2 number 2 on page F-6 of December 31, 2000 audit filed herewith.
23**   Consent of Accountants
_____
*    Previously filed
**   Filed herewith

(b) There was 1 Form 8-K filed by the Company during the year ended December 31, 2001.
          1) Form 8-K Filed on May 2, 2001

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

Dated:    March 27, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                     OFFICE              DATE

/s/ Debra Amigone
Debra K. Amigone         Director            March 27, 2002

                              TABLE OF CONTENTS
                                                                         PAGE
INDEPENDENT AUDITORS' REPORT                                             F-1

BALANCE SHEET                                                            F-2

STATEMENT OF OPERATIONS                                                  F-3

STATEMENT OF STOCKHOLDERS' EQUITY                                        F-4

STATEMENT OF CASH FLOWS                                                  F-5

NOTES TO FINANCIAL STATEMENTS                                      F-6 - F-8

G. BRAD BECKSTEAD
Certified Public Accountant
                                                          330 E. Warm Springs
                                                          Las Vegas, NV 89119
                                                                 702.257.1984
                                                             702.362.0540 fax

                        INDEPENDENT AUDITOR'S REPORT

March 27, 2002
Board of Directors
Independent Asset Management Corp.
Las Vegas, NV

I have audited the Balance Sheets of Independent Asset Management Corp. (the "Company") (A Development Stage Company), as of December 31, 2001 and December 31, 2000, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year ended December 31, 2001, December 31,
2000, and the period January 19, 1994 (Date of Inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Independent Asset Management Corp. (A Development Stage Company) as of December 31, 2001 and December 31, 2000, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year ended December 31, 2001, December 31, 2000, and the period January 19, 1994 (Date of Inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 4. The financial statements do not
include  any  adjustments  that  might  result  from  the  outcome  of   this
uncertainty.

/s/ G. Brad Beckstead
G. Brad Beckstead, CPA

                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)


                                BALANCE SHEET

                                   ASSETS

                                                     For the Year Ended
                                                        December 31,
                                                    2001           2000
CURRENT ASSETS                                   $          0   $          0
                                                 ------------   ------------
     TOTAL CURRENT ASSETS                                   0              0
                                                 ------------   ------------
OTHER ASSETS                                                0              0
                                                 ------------   ------------
     TOTAL OTHER ASSETS                                     0              0
                                                 ------------   ------------
                                                 $          0   $          0
                                                 ============   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Officers Advances (Note #6)                    $          0   $      1,132
                                                 ------------   ------------
     TOTAL CURRENT LIABILITIES                              0          1,132
                                                 ------------   ------------
STOCKHOLDERS' EQUITY

   Preferred stock, $.001 par value
   authorized 5,000,000 shares;
   None issued and Outstanding                              0              0

   Common stock, $.001 par value,
   authorized 20,000,000 shares;
   6,481,360 and 5,000,000 issued and
   outstanding at December 31, 2001 and 2000            6,481          5,000

Additional paid-in capital                              5,000          5,000

(Deficit) accumulated during
development stage                                    (11,481)       (11,132)
                                                  -----------    -----------
     TOTAL STOCKHOLDER'S EQUITY                             0        (1,167)
                                                  -----------    -----------

                                                  $         0    $         0
                                                  ===========    ===========

  The accompanying notes are an integral part of these financial statements

                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)


                           STATEMENT OF OPERATIONS

                                                                January 19,
                                  For the Year   For the Year       1994
                                     Ended      Ended December (Inception) to
                                  December 31,     31, 2000     December 31,
                                      2001                          2001
INCOME
Revenue                           $         0      $         0    $         0
                                  -----------      -----------    -----------
EXPENSE
General and
Administrative                            349            1,132         11,481
                                  -----------      -----------    -----------
TOTAL EXPENSES                            349            1,132         11,481
                                  -----------      -----------    -----------
NET (LOSS)                        $     (349)      $   (1,132)   $   (11,481)
                                  ===========      ===========    ===========
Net Loss
Per Weighted Share                $     (.00)      $     (.00)    $     (.00)
                                  ===========      ===========    ===========
Weighted average
number of common
shares outstanding                  6,481,360        5,000,000      6,481,360
                                  ===========      ===========    ===========

  The accompanying notes are an integral part of these financial statements

                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)

                      STATEMENT OF STOCKHOLDERS' EQUITY

                                                      Deficit
                                                    accumulated
                                        Additional    during        Total
                        Common Stock     paid-in    development Stockholders
                      Shares    Amount   Capital       stage       Equity
                      --------- ------  ---------   ----------  ------------
Balance,
December 31, 1999        10,000 $10,000  $       0   $ (10,000)   $         0

January 18, 2000
Changed from $1.00
Par value to $.001              (9,990)      9,990            0             0

January 31, 2000
Forward stock split
500:1                 4,990,000   4,990    (4,990)            0             0

Net loss year ended,
December 31, 2000             0       0          0      (1,132)       (1,132)
                      --------- -------  ---------   ----------  ------------
Balance,
December 31, 2000     5,000,000  $5,000  $   5,000   $ (11,132)  $    (1,132)

January 1, 2001
Issued for Debt       1,432,000   1,432          0            0         1,432

April 1, 2001
Issued for Debt          22,060      22          0            0            22

July 1, 2001
Issued for Debt          13,240      13          0            0            13

October 1, 2001
Issued for Debt          14,060      14          0            0            14

Net loss
December 31, 2001             0       0          0        (349)         (349)
                      ---------  ------  ---------   ----------  ------------
Balance
December 31, 2001     6,481,360  $6,481  $   5,000   $ (11,481)  $          0
                      =========  ======  =========   ==========  ============

  The accompanying notes are an integral part of these financial statements

                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)
                           STATEMENT OF CASH FLOWS

                                                                January 19,
                                      For the    For the Year      1994
                                    Year Ended       Ended      (Inception)
                                     December    December 31,   to December
                                     31, 2001        2000        31, 2001
Cash Flows from
Operating Activities:
  Net (loss)                          $   (349)    $   (1,132)  $   (11,481)
  Stock Issued for services                   0              0        10,000
  Stock Issued to convert debt to
equity                                    1,781              0         1,781

Changes in assets and
Liabilities:
  Officers Advances                     (1,432)          1,132         (300)
                                    -----------    -----------   -----------
Net cash (used) in
operating activities                          0              0             0
                                    -----------    -----------   -----------
Cash Flows from
Investing Activities:                         0              0             0


Cash Flows from
Financing Activities                          0              0             0
                                    -----------    -----------   -----------
Net increase in cash                          0              0             0

Cash,
beginning of period                           0              0             0
                                    -----------    -----------   -----------
Cash,
end of period                       $         0    $         0   $         0
                                    ===========    ===========   ===========
Supplemental Disclosure
 Interest Paid                      $         0    $         0   $         0
                                    ===========    ===========   ===========
 Taxes Paid                         $         0    $         0   $         0
                                    ===========    ===========   ===========
Non-Cash Transactions
 Number of Shares
  issued for services                         0              0     5,000,000
                                    ===========    ===========   ===========
Number of Shares issued
 To convert debt to equity            1,481,360              0     1,481,360
                                    ===========    ===========   ===========

  The accompanying notes are an integral part of these financial statements

                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 2001

NOTE 1 - History and organization of the Company

     The Company was organized January 19, 1994, under the laws of the State of Nevada as Independent Asset Management Corp. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company.

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

     On January 1, 2001 the Company issued an officer of the Company 1,432,000 shares of its $.001 par value common stock for conversion of debt to equity of $1,432. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 2001

NOTE 3 - STOCKHOLDERS EQUITY (CONTINUED)

     On April 1, 2001 the Company issued an officer of the Company 22,060 shares of its $.001 par value common stock for conversion of debt to equity of $22.06. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On July 1, 2001 the Company issued an officer of the Company 13,240 shares of its $.001 par value common stock for conversion of debt to equity of $13.24. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On October 1, 2001 the Company issued an officer of the Company 14,060 shares of its $.001 par value common stock for conversion of debt to equity of $14.06. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

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

                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 2001

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