Form 10QSB
period 2002-03-31
INDEPENDENT ASSET MANAGEMENT CORP
filed 2002-05-15
CIK 1105692

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  March 31, 2002

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
Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                         Outstanding at March 31, 2002
Common Stock, par value $0.001                     6,481,360


                        ITEM 1.  FINANCIAL STATEMENTS

                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)


                                BALANCE SHEET

                                   ASSETS

                                                         March 31,
                                                    2002           2001
CURRENT ASSETS                                   $          0   $          0
                                                 ------------   ------------
     TOTAL CURRENT ASSETS                                   0              0
                                                 ------------   ------------
OTHER ASSETS                                                0              0
                                                 ------------   ------------
     TOTAL OTHER ASSETS                                     0              0
                                                 ------------   ------------
                                                 $          0   $          0
                                                 ============   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Officers Advances (Note #6)                    $          0   $          0
                                                 ------------   ------------
     TOTAL CURRENT LIABILITIES                              0              0
                                                 ------------   ------------
STOCKHOLDERS' EQUITY

   Preferred stock, $.001 par value
   authorized 5,000,000 shares;
   None issued and Outstanding                              0              0

   Common stock, $.001 par value,
   authorized 20,000,000 shares;
   6,481,360 and 6,432,000 issued and
   outstanding at March 31, 2002 and 2001               6,481          6,432

Additional paid-in capital                              5,000          5,000

(Deficit) accumulated during
development stage                                    (11,481)       (11,432)
                                                  -----------    -----------
     TOTAL STOCKHOLDER'S EQUITY                             0              0
                                                  -----------    -----------

                                                  $         0    $         0
                                                  ===========    ===========

  The accompanying notes are an integral part of these financial statements

                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)


                           STATEMENT OF OPERATIONS

                                                                 January 19,
                                  Three Months  Three Months        1994
                                     Ended          Ended      (Inception) to
                                   March 31,   March 31, 2001  March 31, 2002
                                      2002
INCOME
Revenue                           $         0      $         0    $         0
                                  -----------      -----------    -----------
EXPENSE
General and
Administrative                              0              300         11,481
                                  -----------      -----------    -----------
TOTAL EXPENSES                              0              300         11,481
                                  -----------      -----------    -----------
NET (LOSS)                        $         0      $     (300)   $   (11,481)
                                  ===========      ===========    ===========
Net Loss
Per Weighted Share                $     (.00)      $     (.00)    $     (.00)
                                  ===========      ===========    ===========
Weighted average
number of common
shares outstanding                  6,481,360        6,432,000      6,481,360
                                  ===========      ===========    ===========

  The accompanying notes are an integral part of these financial statements

                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)
                           STATEMENT OF CASH FLOWS

                                       Three     Three Months   January 19,
                                      Months         Ended         1994
                                       Ended       March 31,    (Inception)
                                     March 31,       2001      to March 31,
                                       2002                        2002
Cash Flows from
Operating Activities:
  Net (loss)                        $         0    $     (300) $   (11,481)
  Stock Issued for services                   0              0       10,000
  Stock Issued to convert debt to
equity                                        0              0        1,481

Changes in assets and
Liabilities:
  Officers Advances                           0        (1,432)            0
                                    -----------    -----------  -----------
Net cash (used) in
operating activities                          0        (1,732)            0

Cash Flows from
Investing Activities:                         0              0            0

Cash Flows from
Financing Activities                          0          1,732            0
                                    -----------    -----------  -----------
Net increase in cash                          0              0            0

Cash,
beginning of period                           0              0            0
                                    -----------    -----------  -----------
Cash,
end of period                       $         0    $         0  $         0
                                    ===========    ===========  ===========
Supplemental Disclosure
 Interest Paid                      $         0    $         0  $         0
                                    ===========    ===========  ===========
 Taxes Paid                         $         0    $         0  $         0
                                    ===========    ===========  ===========
Non-Cash Transactions
 Number of Shares
  issued for services                         0              0    5,000,000
                                    ===========    ===========  ===========
Number of Shares issued
 To convert debt to equity                    0              0    1,481,360
                                    ===========    ===========  ===========

  The accompanying notes are an integral part of these financial statements

                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                               March 31, 2002

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

                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                               March 31, 2002

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

                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                               March 31, 2002

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

ITEM 2.  CHANGES IN SECURITIES
     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.

ITEM 5.  OTHER INFORMATION
     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
     (a)  Exhibits
          See Exhibit Table on page E-1
     (b)  8-K - None

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


Dated:    May 15, 2002

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