Form 10KSB
period 2002-12-31
INDEPENDENT ASSET MANAGEMENT CORP
filed 2003-03-31
CIK 1105692

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

             [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended: December 31, 2002

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

     Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.  [     ]

     The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2002, was 6,631,370 shares, held by 1 stockholder.

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

     We registered our common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. We file with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB.

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

     In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that our present management and stockholder will no longer be in our control. In addition, it is likely that our officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

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

ITEM 2.   DESCRIPTION OF PROPERTY

     We have no properties and at this time have no agreements to acquire any properties. We currently use the office of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

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

                                   PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is currently no public market for our securities. We do not intend to trade our securities in the secondary market until completion of a business combination or acquisition. It is anticipated that following such occurrence we will request that our common stock to be quoted on the NASD OTC Bulletin Board or, if we then meet the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

     The proposed business activities described herein classify us as a "blank check" company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities until such time as we have successfully implemented our business plan described herein. Accordingly, our stockholder has agreed that she will not sell or otherwise transfer his shares of our common stock except in connection with or following completion of a merger or acquisition and we have no longer classified as a blank check company.

     There is currently one stockholder of our outstanding common stock.

     During the past three years, we have issued securities which were not registered as follows:

                                         NUMBER OF
DATE                       NAME           SHARES          CONSIDERATION
January 19, 1994     Debra K. Amigone     10,000           $10,000(1)
January 18,2000      Debra K. Amigone    4,990,000   500:1 Forward Split(1)
January 1, 2001      Debra K. Amigone    1,432,000          $1,432(2)
April 1, 2001        Debra K. Amigone     22,060             $22 (2)
July 1, 2001         Debra K. Amigone     13,240             $13 (2)
October 1, 2001      Debra K. Amigone     14,060             $14 (2)
April 1, 2002        Debra K. Amigone     21,880             $22 (2)
September 30, 2002   Debra K. Amigone     28,130             $28 (2)
December, 31, 2002   Debra K. Amigone     100,000           $100 (2)
________

(1) Ms. Amigone is our sole director, controlling stockholder and president. Shares issued to Ms. Amigone were in return for services provided to us by Ms. Amigone, in lieu of cash. With respect to the stock issued to Ms. Amigone, we relied upon Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder.

(2) Shares issued to Ms. Amigone were conversions of debt to equity for monies advanced by Ms. Amigone. With respect to the stock issued to Ms. Amigone, we relied upon Section 4(2) of the Securities Act of 1933.

ITEM 6.   PLAN OF OPERATION

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

     Our stockholder has agreed that she will advance any additional funds which we need for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances will be made without expectation of repayment unless the owners of the business which we acquire or merge with agree to repay all or a portion of such advances. There is no minimum or maximum amount such stockholder will advance to us. We will not borrow any funds for the purpose of repaying advances made by such stockholder, and we will not borrow any funds to make any payments to our promoters, management or their affiliates or associates.

     The Board of Directors has passed a resolution which contains a policy that we will not seek an acquisition or merger with any entity in which our officer, director, stockholder or his affiliates or associates serve as officer or director or hold more than a 10% ownership interest.
Internal Controls

     Evaluation of disclosure controls and procedures. Prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our President and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Company's Chief Accounting Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company's management within the time periods specified in the Securities and Exchange Commission's rules and forms.

     Changes in internal controls. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures, and there were no corrective actions with regard to significant deficiencies and material weaknesses based on such evaluation.

ITEM 7.   FINANCIAL STATEMENTS

     See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-8 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Our Director and Officer is as follows:
       Name                  Age    Positions and Offices Held
       Debra K. Amigone      50     President, Secretary, Director

     There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

     Set forth below is the name of our director and officer, all positions and offices with us held, the period during which she has served as such, and the business experience during at least the last five years:

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

(2)  (2a)   In  August 2001 VCM Technology Limited merged with Vitial Living,
Inc.("Vital") whereby Vital was the surviving corporation and VCM Technology Limited ceased to exist. Vital currently markets a line of "impact"
nutritional  products.   Additionally, the Company  intends  to  develop
proprietary technology and product distribution through the Allopathic Medicine, Complementary and Alternative Medicine (CAM) and traditional Natural Products distribution channels. These markets serve the core users of dietary supplements and address the unique challenges of product substantiation and differentiation by closely controlling marketing messages and effectively educating the target consumers. Further, the company intends to introduce novel compounds and clinically substantiated products and technologies into this core distribution, while maximizing profitability with strategic supply chain management.. Pursuant to the Plan of Merger, Vital issued 5,062 shares of restricted Common Stock to Debra K. Amigone in exchange for the cancellation of Ms. Amigone's 6,481,060 shares of VCM Technology Limited Common Stock. Vital paid $150,000 in cash to Sperry Young & Stoecklein, of which Debra K. Amigone is an affiliate, for consulting fees associated with the merger. Ms. Amigone currently is a non-affiliated stockholder of Vital.

     Our officer and director expects to organize other companies of a similar nature and with a similar purpose as us. Consequently, there are potential inherent conflicts of interest in acting as our officer and director. Insofar as the officer and director is engaged in other business activities, management anticipates that she will devote only a minor amount of time to our affairs. We do not have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to our proposed business operations.
    A conflict may arise in the event that another blank check company with which management is affiliated is formed and actively seeks a target company. It is anticipated that target companies will be located for us and other blank check companies in chronological order of the date of formation of such blank check companies or, in the case of blank check companies formed on the same date, alphabetically. However, any blank check companies with which management is, or may be, affiliated may differ from us in certain items such as place of incorporation, number of shares and stockholder, working capital, types of authorized securities, or other items. It may be that a target company may be more suitable for or may prefer a certain blank check company formed after us. In such case, a business combination might be negotiated on behalf of the more suitable or preferred blank check company regardless of date of formation.

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

CONFLICTS OF INTEREST

     Our officer and director expects to organize other companies of a similar nature and with a similar purpose as us. Consequently, there are potential inherent conflicts of interest in acting as our officer and director. Insofar as the officer and director is engaged in other business activities, management anticipates that she will devote only a minor amount of time to our affairs. We do not have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to our proposed business operations.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Independent Asset Management Corp. officers and directors, and persons who beneficially own more than ten percent of
Independent Asset Management Corp. common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Independent Asset Management Corp. with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to Independent Asset Management Corp. and written representations from Independent Asset Management Corp. executive officer and director, believes that during the year ended 2002 all forms 3 and 4 were filed on a timely basis.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2002, each person known by us to be the beneficial owner of five percent or more of our Common Stock and our director and officer. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address               Amount of Beneficial          Percent of
Of Beneficial Owner                 Ownership             Outstanding Stock
Debra K. Amigone                    6,631,370                   100%
1850 E. Flamingo Rd., #111
Las Vegas, NV 89119

All Executive Officers and
Directors as a Group
(1 Person)                          6,631,370                   100%

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

     On January 31, 2000, the Company forward split its common stock 500:1, thus increasing the number of outstanding common stock shares from 10,000 shares to 5,000,000 shares. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."
     On January 1, 2001, the Company issued an officer of the Company 1,432,000 shares of its $.001 par value common stock for conversion of debt to equity of $1,432. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On April 1, 2001, the Company issued an officer of the Company 22,060 shares of its $.001 par value common stock for conversion of debt to equity of $22.06. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On July 1, 2001, the Company issued an officer of the Company 13,240 shares of its $.001 par value common stock for conversion of debt to equity of $13.24. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On October 1, 2001, the Company issued an officer of the Company 14,060 shares of its $.001 par value common stock for conversion of debt to equity of $14.06. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On April 1, 2002, the Company issued an officer of the Company 21,880 shares of its $.001 par value common stock for conversion of debt to equity of $21.88. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On September 30, 2002, the Company issued an officer of the Company 28,130 shares of its $.001 par value common stock for conversion of debt to equity of $28.13. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On December 31, 2002, the Company issued an officer of the Company 100,000 shares of its $.001 par value common stock for conversion of debt to equity of $100. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

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

Attestation of President and Chief Financial Officer as to our internal controls

     Our President/Chief Financial Officer, Anthony N. DeMint, has evaluated the effectiveness of our internal controls and have found that based on these evaluations and the current status of the Company's operations that our internal controls are adequate at this time. Further, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of his evaluations.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3(i)* Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on February 11, 2000, and incorporated herein by reference.
3(ii)* By-Laws  filed  as an exhibit to the Company's registration  statement on Form 10-SB filed on February 11, 2000, and incorporated herein by reference.
4.1* Article VI of Articles of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on February 11, 2000, and incorporated herein by reference.
4.2* Article II and Article VIII, Sections 3 and 6 of By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB filed on February 11, 2000, and incorporated herein by reference.
11** Statement of Per share earnings as shown in Note 2 number 2 on page F-6 of December 31, 2002 audit filed herewith.
23**   Consent of Accountants
_____
*    Previously filed
**   Filed herewith

(b) There were no Form 8-K's filed by the Company during the year ended December 31, 2002.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              INDEPENDENT ASSET MANAGEMENT CORP.

                              By:/S/Debra K. Amigone
                                   Debra K. Amigone, President

Dated:    March 27, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                     OFFICE                   DATE


Debra K. Amigone         President, Secretary,    March 27, 2003
                         Treasurer, Chief
                         Accounting Officer,
                         And Director

                          CERTIFICATION PURSUANT TO
                18 USC, SECTION 1350, AS ADOPTED PURSUANT TO
           SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report of Independent Asset Management Corp. (the "Company") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Debra K. Amigone, President and Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, that:

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

     (4)  I:
          (a)  am responsible for establishing internal controls;
(b) have designed such internal controls to ensure that material information relating to the Company and its consolidated subsidiaries is made known to me by others within the Company, particularly during the period of January 1, 2002 through December 31, 2002;
(c) have evaluated the effectiveness of the Company's internal controls as of a date within 90 days prior to the Report; and
(d) have presented in the Report my conclusions about the effectiveness of my internal controls based on my evaluation of that date;

     (5)  I have disclosed to the Company's auditors and the board of directors:
(a) all significant deficiencies in the design or operation of internal control which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls;

     (6) I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

     (7) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

Date:  March 28, 2003

/S/Debra K. Amigone
Debra K. Amigone, President
/Chief Accounting Officer

                              TABLE OF CONTENTS
                                                                         PAGE
INDEPENDENT AUDITORS' REPORT                                             F-1

BALANCE SHEET                                                            F-2

STATEMENT OF OPERATIONS                                                  F-3

STATEMENT OF STOCKHOLDERS' EQUITY                                        F-4

STATEMENT OF CASH FLOWS                                                  F-5

NOTES TO FINANCIAL STATEMENTS                                      F-6 - F-8

BECKSTEAD AND WATTS, LLP
Certified Public Accountants
                                                       3340 Wynn Road Suite C
                                                          Las Vegas, NV 89102
                                                                 702.257.1984
                                                             702.362.0540 fax

                         INDEPENDENT AUDITORS REPORT

March 27, 2003
Board of Directors
Independent Asset Management Corp.
Las Vegas, NV

WE have audited the Balance Sheets of Independent Asset Management Corp. (the "Company") (A Development Stage Company), as of December 31, 2002 and December 31, 2001, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year ended December 31, 2002, December 31,
2001, and the period January 19, 1994 (Date of Inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

WE conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that WE plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. WE believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Independent Asset Management Corp. (A Development Stage Company) as of December 31, 2002 and December 31, 2001, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year ended December 31, 2002, December 31, 2001, and the period January 19, 1994 (Date of Inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States.

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

Beckstead and Watts, LLP


                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)


                                BALANCE SHEET

                                   ASSETS

                                                     For the Year Ended
                                                        December 31,
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
   None issued and Outstanding                              0              0

   Common stock, $.001 par value,
   authorized 20,000,000 shares;
   6,631,370 and 6,481,360 issued and
   outstanding at December 31, 2002 and 2001            6,631          6,481

Additional paid-in capital                              5,000          5,000

(Deficit) accumulated during
development stage                                    (11,631)       (11,481)
                                                  -----------    -----------
     TOTAL STOCKHOLDER'S EQUITY                             0              0
                                                  -----------    -----------

                                                  $         0    $         0
                                                  ===========    ===========
  The accompanying notes are an integral part of these financial statements


                   INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)


                           STATEMENT OF OPERATIONS

                                                                January 19,
                                  For the Year   For the Year       1994
                                     Ended      Ended December (Inception) to
                                  December 31,     31, 2001     December 31,
                                      2002                          2002
INCOME
Revenue                           $         0      $         0    $         0
                                  -----------      -----------    -----------
EXPENSE
General and
Administrative                            150              349         11,631
                                  -----------      -----------    -----------
TOTAL EXPENSES                            150              349         11,631
                                  -----------      -----------    -----------
NET (LOSS)                        $     (150)      $     (349)   $   (11,631)
                                  ===========      ===========    ===========
Weighted average
number of common
shares outstanding                  6,631,370        6,481,360      6,631,370
                                  ===========      ===========    ===========
Net Loss
Per Weighted Share                $     (.00)      $     (.00)    $     (.00)
                                  ===========      ===========    ===========

  The accompanying notes are an integral part of these financial statements


                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS' EQUITY

                                                     (Deficit)
                                                    accumulated
                                        Additional    during        Total
                        Common Stock     paid-in    development Stockholders
                      Shares    Amount   Capital       stage      ' Equity
                      --------- ------  ---------   ----------  ------------
Balance,
December 31, 1999    10,000    $10,000  $       0   $ (10,000)   $         0

January 18, 2000
Changed from $1.00
Par value to $.001              (9,990)      9,990            0             0

January 31, 2000
Forward stock split
500:1                 4,990,000   4,990    (4,990)            0             0

Net loss year ended,
December 31, 2000             0       0          0      (1,132)       (1,132)
                      --------- -------  ---------   ----------  ------------
Balance,
December 31, 2000     5,000,000   5,000      5,000     (11,132)       (1,132)

January 1, 2001
Issued for Debt       1,432,000   1,432          0            0         1,432

April 1, 2001
Issued for Debt          22,060      22          0            0            22

July 1, 2001
Issued for Debt          13,240      13          0            0            13

October 1, 2001
Issued for Debt          14,060      14          0            0            14

Net loss
December 31, 2001                                         (349)         (349)
                      ---------  ------  ---------   ----------  ------------
Balance
December 31, 2001     6,481,360   6,481      5,000     (11,481)             0

April 1, 2002
Issued for Debt          21,880      22          0                         22

September 30, 2002
Issued for Debt          28,130      28          0                         28

December 31, 2002
Issued for Debt         100,000     100          0                        100

Net loss
December 31, 2002                                         (150)         (150)
                      ---------  ------  ---------   ----------  ------------
Balance
December 31, 2002     6,631,370  $6,631  $   5,000  $  (11,631)  $          0
                      =========  ======  =========   ==========  ============


  The accompanying notes are an integral part of these financial statements


                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)
                           STATEMENT OF CASH FLOWS

                                                                January 19,
                                      For the    For the Year      1994
                                    Year Ended       Ended      (Inception)
                                     December    December 31,   to December
                                     31, 2002        2001        31, 2002
Cash Flows from
Operating Activities:
  Net (loss)                          $   (150)      $   (349)  $   (11,631)
  Stock Issued for services                   0              0        10,000
  Issuance of stock to
   Convert debt to equity                   150          1,481         1,631

Changes in assets and
Liabilities:
  Officers Advances                           0        (1,132)             0
                                    -----------    -----------   -----------
Net cash (used) in
operating activities                          0              0             0

Cash Flows from
Investing Activities:
  Organization Costs                          0              0             0
                                    -----------    -----------   -----------
Net Cash (used) in
  Investing activities                        0              0             0
Cash Flows from
Financing Activities                          0              0             0
                                    -----------    -----------   -----------
Net increase in cash                          0              0             0
Cash,
beginning of period                           0              0             0
                                    -----------    -----------   -----------
Cash,
end of period                       $         0    $         0   $         0
                                    ===========    ===========   ===========
Supplemental Disclosure
  Interest paid                     $         0    $         0   $         0
                                    ===========    ===========   ===========
  Taxes paid                        $         0    $         0   $         0
                                    ===========    ===========   ===========
 Non-cash transactions:
  Number of shares issued
     For services                             0              0     5,000,000
                                    ===========    ===========   ===========
  Number of shares issued
     To convert debt to equity          150,010      1,481,360     1,631,370
                                    ===========    ===========   ===========
  The accompanying notes are an integral part of these financial statements


                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 2002

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

                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 2002

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

     On December 31, 2002 the Company issued an officer of the Company 100,000 shares of its $.001 par value common stock for conversion of debt to equity of $100. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

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

                     INDEPENDENT ASSET MANAGEMENT CORP.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 2002

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