Form 10QSB
period 2003-09-30
INDEPENDENT ASSET MANAGEMENT CORP
filed 2003-10-28
CIK 1105692

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

Commission file number 000-29451

INDEPENDENT ASSET MANAGEMENT CORP.

(Exact name of registrant as specified in its charter)

Nevada	88-0448320
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

770 East Warm Springs Rd., Suite 250
Las Vegas, Nevada	89119
(Address of principal executive offices	(zip code)

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

Yes X   No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at September 30, 2003
Common Stock, par value $0.001	7,331,370

ITEM 1. FINANCIAL STATEMENTS

INDEPENDENT ASSET MANAGEMENT CORP.

(A Development Stage Company)

BALANCE SHEET

(Unaudited)

ASSETS

	September 30, 2003	December 31, 2002
CURRENT ASSETS	$ 0	$ 0
	------------	------------
TOTAL CURRENT ASSETS	0	0
	------------	------------
OTHER ASSETS	0	0
	------------	------------
TOTAL OTHER ASSETS	0	0
	------------	------------
	$ 0	$ 0
	============	============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Officers Advances (Note # 5)	$ 0	$ 0
	------------	------------
TOTAL CURRENT LIABILITIES	0	0
	------------	------------
STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value
authorized 5,000,000 shares;
None issued and Outstanding	0	0

Common stock, $0.001 par value,
authorized 20,000,000 shares;
7,331,370 and 6,631,370 issued and
outstanding at 9/30/03 and 12/31/02	7,331	6,631

Additional paid-in capital	5,000	5,000

(Deficit) accumulated during
development stage	(12,331)	(11,631)
	-----------	-----------
TOTAL STOCKHOLDER'S EQUITY	0	0
	-----------	-----------

	$ 0	$ 0
	===========	===========

The accompanying notes are an integral part of these financial statements.

INDEPENDENT ASSET MANAGEMENT CORP.

(A Development Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		January 19, 1994 (Inception) to September 30, 2003
	2003	2002	2003	2002
INCOME
Revenue	$ 0	$ 0	$ 0	$ 0	$ 0
	---------	---------	---------	---------	-----------
EXPENSE
General and
Administrative	100	28	700	50	12,331
	---------	---------	---------	---------	-----------
TOTAL EXPENSES	100	28	700	50	12,331
	---------	---------	---------	---------	-----------
NET (LOSS)	$ (100)	$ (28)	$ (700)	$ (50)	$ (12,331)
	=========	=========	=========	=========	===========
Weighted average
number of common
shares outstanding	7,331,370	6,531,370	7,331,370	6,531,370
	=========	=========	=========	=========

Net Loss
Per Weighted Share	$ (.00)	$ (.00)	$ (.00)	$ (.00)
	=========	=========	=========	=========

The accompanying notes are an integral part of these financial statements.

INDEPENDENT ASSET MANAGEMENT CORP.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		January 19, 1994 (Inception) to September 30, 2003
	2003	2002	2003	2002
Cash Flows from
Operating Activities:
Net (loss)	$ (100)	$ (28)	$ (700)	$ (50)	$ (12,331)
Stock Issued for services	0	0	0	0	10,000
Issuance of stock to
Convert debt to equity	100	28	700	50	2,331

Changes in assets and
Liabilities:
Officers Advances	0	0	0	0	0
	---------	---------	---------	--------	-----------
Net cash (used) in
operating activities	0	0	0	0	0

Cash Flows from
Investing Activities:
Organization Costs	0	0	0	0	0
	---------	---------	---------	---------	-----------
Net Cash (used) in
Investing activities	0	0	0	0	0

Cash Flows from
Financing Activities	0	0	0	0	0
	---------	---------	---------	--------	-----------
Net increase in cash	0	0	0	0	0

Cash beginning of period	0	0	0	0	0
	---------	---------	---------	--------	-----------
Cash end of period	$ 0	$ 0	$ 0	$ 0	$ 0
	=========	=========	=========	========	===========
Supplemental Disclosure
Interest paid	$ 0	$ 0	$ 0	$ 0	$ 0
	=========	=========	=========	========	===========
Taxes paid	$ 0	$ 0	$ 0	$ 0	$ 0
	=========	=========	=========	========	===========
Non-cash transactions:
Number of shares issued
For services	0	0	0	0	5,000,000
	=========	=========	=========	========	===========
Number of shares issued
To convert debt to equity	100,000	28,130	700,000	50,010	2,331,370
	=========	=========	=========	========	===========

The accompanying notes are an integral part of these financial statements.

INDEPENDENT ASSET MANAGEMENT CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2003

Note 1 - Basis of Presentation

The condensed interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2002 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operation for the interim period are not indicative of annual results.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As a result, the Company incurred accumulated net losses from January 19, 1994 (inception) through the period ended September 30, 2003 of $(12,331). In addition, the Company's development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

INDEPENDENT ASSET MANAGEMENT CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2003

NOTE 3 - STOCKHOLDERS EQUITY

On September 29, 2003, the Company issued the officer of the Company 100,000 shares of its $.001 par value common stock for conversion of debt to equity of $100. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

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

We are currently seeking to engage in a merger with or acquisition of an unidentified foreign or domestic company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. We meet the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended. We have been in the developmental stage since inception and have no operations to date. Other than issuing shares to our sole stockholder, we have not commenced any operational activities.

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

We have, and will continue to have, no capital with which to provide the owners of business opportunities with any cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a company with securities registered pursuant to Rule 12(g) of the Exchange Act. Our officer and director has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

Item 3. Controls and Procedures

  Our sole officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing date of this report. Based on her evaluation, our sole officer concluded that our disclosure controls and procedures are effective.

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

                            INDEPENDENT ASSET MANAGEMENT CORP.

                            By:/s/ Debra K. Amigone

                                Debra K. Amigone, President

Dated: October 27, 2003

EXHIBIT TABLE

Exhibit Number	Description
(1)	N/A
(2)	N/A
(3)(i)*	Articles of Incorporation
(a) Articles of Incorporation
(b) Amended and Restated Articles of Incorporation
(3)(ii)*	Bylaws
(a) Bylaws
(4)*	Instruments defining the rights of security holders:
(4)(i)	(a) Articles of Incorporation
(b) Amended and Restated Articles of Incorporation (c) Bylaws (d) Stock Certificate Specimen
(5)	N/A
(8)	N/A
(9)	N/A
(10)	N/A
(11)	Contained in the Notes to the Financial Statements (filed herewith)
(13)	N/A
(15)	N/A
(16)	N/A
(17)	N/A
(18)	N/A
(19)	N/A
(20)	N/A
(21)	N/A
(22)	N/A
(23)	N/A
(24)	N/A
(25)	N/A
(26)	N/A
(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99)	N/A

*Filed in Form 10SB