Form 10KSB
period 2004-12-31
INDEPENDENT ASSET MANAGEMENT CORP
filed 2005-02-10
CIK 1105692

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29451

INDEPENDENT ASSET MANAGEMENT CORP.

(Exact name of registrant as specified in its charter)

Nevada	88-0448320
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

770 E. Warm Springs Rd., Suite 250
Las Vegas, NV	89119
(Address of principal executive offices)	(zip code)

Issuer's Telephone Number: (702) 866-5839

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

(Title if Class)

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2004, was 8,681,370 shares, held by 1 stockholder.

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

Management believes that there are perceived benefits to being a reporting company with a class of publicly-registered securities. These are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) stockholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through stock options; (8) enhanced corporate image; and (9) a presence in the United States capital market.

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

Our management, which in all likelihood will not be experienced in matters relating to the business of a target business, will rely upon its own efforts in accomplishing our business purposes. Outside consultants or advisors may be utilized by us to assist in the search for qualified target companies. If we do retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target business, as we have no cash assets with which to pay such obligation.

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

  the potential for growth or expansion;

  the potential for profit;

  the perceived public recognition or acceptance of products, services, or trades; name identification; and

  other relevant factors.

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

  PART II

  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  There is currently no public market for our securities. We do not intend to trade our securities in the secondary market until completion of a business combination or acquisition. It is anticipated that following such occurrence we will request that our common stock be quoted on the NASD OTC Bulletin Board or, if we then meet the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

  The proposed business activities described herein classify us as a "blank check" company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities until such time as we have successfully implemented our business plan described herein. Accordingly, our stockholder has agreed that he will not sell or otherwise transfer his shares of our common stock except in connection with or following completion of a merger or acquisition and we are no longer classified as a blank check company.

  There is currently one stockholder of our outstanding common stock.

  During the past three years, we have issued securities which were not registered as follows:

DATE	NAME	NUMBER OF SHARES	CONSIDERATION
April 1, 2002	Debra K. Amigone	21,880	$22 (1)
September 30, 2002	Debra K. Amigone	28,130	$28 (1)
December, 31, 2002	Debra K. Amigone	100,000	$100 (1)
April 28, 2003	Debra K. Amigone	500,000	$500 (1)
June 17, 2003	Debra K. Amigone	100,000	$100 (1)
September 29, 2003	Debra K. Amigone	100,000	$100 (1)
December 31, 2003	Debra K. Amigone	100,000	$100 (1)
June 15, 2004	Debra K. Amigone	1,000,000	$1,000 (1)
September 29, 2004	Debra K. Amigone	250,000	$250 (1)
January 14, 2005	Debra K. Amigone	250,000	$250 (2)

  ________

  (1) Shares issued to Ms. Amigone were conversions of debt to equity for monies advanced by Ms. Amigone. With respect to the stock issued to Ms. Amigone, we relied upon Section 4(2) of the Securities Act of 1933.

  (2) Shares issued to Ms. Amigone were conversions of debt to equity for monies advanced by Ms. Amigone subsequent to year end. With respect to the stock issued to Ms. Amigone, we relied upon Section 4(2) of the Securities Act of 1933.

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

  We will not acquire or merge with any entity which does not intend to provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We are subject to all the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on 10-KSB. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

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

  Our sole officer and director has agreed that he will advance any additional funds which we need for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances have historically been converted to equity. There is no minimum or maximum amount the Officer and Director will advance to us. We will not borrow any funds for the purpose of repaying advances made by such Officer and Director, and we will not borrow any funds to make any payments to our promoters, management or their affiliates or associates.

  The Board of Directors has passed a resolution which contains a policy that we will not seek an acquisition or merger with any entity in which our officer, director, stockholder or his affiliates or associates serve as officer or director or hold more than a 10% ownership interest.

  ITEM 7. FINANCIAL STATEMENTS

  See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-11 of this Form 10-KSB.

  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

  ITEM 8A. CONTROLS AND PROCEDURES

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

  ITEM 8B. OTHER INFORMATION

  NONE

  PART III

  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  Our Director and Officer is as follows:

Name	Age	Positions and Offices Held
Debra K. Amigone	52	President, Secretary, Treasurer, Director

  There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

  Set forth below is the name of our director and officer, all positions and offices held with us, the period during which he has served as such, and the business experience during at least the last five years:

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

  CURRENT BLANK CHECK COMPANIES

  The SEC reporting blank check companies that Debra Amigone serves or has served as President and Director are listed in the following table:

Incorporation Name	Form Type	File #	Date of Filing	Status (l)
VCM Technology Limited	10SB12G	000-29419	10 Feb 00	(2a)

  (1)  Under Merger Status "Merger" represents either a merger or an acquisition has occurred or the company ceased to be a blank check company by operating specific business a "No" represents that the company is currently seeking merger or acquisition candidate. More detailed information for each merger is disclosed in following paragraphs.

  (2) (2a) In August 2001 VCM Technology Limited merged with Vital Living, Inc.("Vital") whereby Vital was the surviving corporation and VCM Technology Limited ceased to exist. At the time of the merger Vital was currently marketing a line of "impact" nutritional products. Additionally, the Company intends to develop proprietary technology and product distribution through the Allopathic Medicine, Complementary and Alternative Medicine (CAM) and traditional Natural Products distribution channels. These markets serve the core users of dietary supplements and address the unique challenges of product substantiation and differentiation by closely controlling marketing messages and effectively educating the target consumers. Further, the company intends to introduce novel compounds and clinically substantiated products and technologies into this core distribution, while maximizing profitability with strategic supply chain management.. Pursuant to the Plan of Merger, Vital issued 5,062 shares of restricted Common Stock to Debra K. Amigone in exchange for the cancellation of Ms. Amigone's 6,481,060 shares of VCM Technology Limited Common Stock. Vital paid $150,000 in cash to SY&S, of which Debra K. Amigone is an affiliate, for consulting fees associated with the merger. Ms. Amigone currently is a non-affiliated stockholder of Vital.

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

  There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of us could result in liability of management to us. However, any attempt by stockholders or our stockholder to enforce a liability of management to us would most likely be prohibitively expensive and time consuming.

  Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Independent Asset Management Corp. officers and directors, and persons who beneficially own more than ten percent of Independent Asset Management's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Independent Asset Management with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to Independent Asset Management and written representations from Independent Asset Management executive officer and director, Independent Asset Management believes that during the year ended 2004 all forms 3 and 4 were filed on a timely basis.

  Audit Committee and Financial Expert

  We do not have an Audit Committee, Debra K. Amigone, our sole director, performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document.

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

  ITEM 10. EXECUTIVE COMPENSATION

  Our officer and director does not receive any compensation for her services rendered, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. However, our officer and director anticipates receiving benefits as a beneficial stockholder and, possibly, in other ways upon consummation of a merger/acquisition transaction.

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

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth, as of December 31, 2004, each person known by us to be the beneficial owner of five percent or more of our Common Stock and our director and officer. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address Of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Stock
Debra K. Amigone	8,681,370	100%
770 E. Warm Springs Rd., #250
Las Vegas, NV 89119

All Executive Officers and
Directors as a Group
(1 Person)	8,681,370	100%

  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  On April 28, 2003, the Company issued Ms. Amigone 500,000 shares of its $.001 par value common stock for conversion of debt to equity of $500. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

  On June 17, 2003, the Company issued Ms. Amigone 100,000 shares of its $.001 par value common stock for conversion of debt to equity of $100. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

  On September 29, 2003, the Company issued Ms. Amigone 100,000 shares of its $.001 par value common stock for conversion of debt to equity of $100. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

  On December 31, 2003, the Company issued Ms. Amigone 100,000 shares of its $.001 par value common stock for conversion of debt to equity of $100. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

  On June 15, 2004, the Company issued Ms. Amigone 1,000,000 shares of its $.001 par value common stock for conversion of debt to equity of $1,000. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

  On September 29, 2004, the Company issued Ms. Amigone 250,000 shares of its $.001 par value common stock for conversion of debt to equity of $250. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving a public offering."

  Subsequent events to year end

  On January 14, 2005, the Company issued Ms. Amigone 250,000 shares of its $.001 par value common stock for conversion of debt to equity of $250. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving a public offering."

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

  ITEM 13. EXHIBITS

3(i)*	Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on February 12, 2000, and incorporated herein by reference.
3(ii)*	By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB filed on February 12, 2000, and incorporated herein by reference.
4.1*	Article VI of Articles of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on February 12, 2000, and incorporated herein by reference.
4.2*	Article II and Article VIII, Sections 3 and 6 of By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB filed on February 12, 2000, and incorporated herein by reference.
31**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  _____

  * Previously filed

  ** Filed herewith

  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

  AUDIT FEES

  The aggregate fees billed for professional services rendered by Beckstead and Watts, LLP, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB's or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2004 and 2003 were $1,500 and $1,050, respectively.

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

  Dated: February 7, 2005

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Debra K. Amigone
Debra K. Amigone	President, Secretary,	February 7, 2005
Treasurer, Chief
Accounting Officer,
And Director

  TABLE OF CONTENTS

  Beckstead and Watts, LLP

  Certified Public Accountants

  3340 Wynn Road, Ste. B

  Las Vegas, NV 89102

  702.257.1984

  702.362.0540 (fax)

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  We have audited the accompanying balance sheet of Independent Asset Management Corp. (the "Company") (A Development Stage Company), as of December 31, 2004, and the related statement of operations, stockholders' equity, and cash flows for the period ended December 31, 2004 and 2003 and from January 19, 21994 (Date of Inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Independent Asset Management Corp. (A Development Stage Company) as of December 31, 2004, and the results of its operations and cash flows for the period ended December 31, 2004 and 2003 and for the period January 19, 1994 (Date of Inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Beckstead and Watts, LLP

  Las Vegas, NV

  January 28, 2005

  Independent Asset Management Corp.

  (a development stage company)

  Balance Sheet

December 31,
2004
Assets
Current assets:
Cash	$ -
Total current assets	-

$ -

Liabilities and Stockholders' Equity
Current liabilities - related party	$ 250

Stockholders' Equity
Preferred stock, $.001 par value 5,000,000 shares authorized zero issued and Outstanding	-

Common stock, $.001 par value, 20,000,000 shares authorized; 8,681,370 issued and outstanding	8,681

Additional paid-in-capital	5,000

(Deficit) accumulated during development stage	(13,931)
(250)

$ -

  The accompanying notes are an integral part of these financial statements

  Independent Asset Management Corp.

  (a development stage company)

  Statements of Operations

  For the Twelve Months Ending December 31, 2004 and 2003

  And For the Period January 19, 1994 (Inception) to December 31, 2004

	For the Years Ended December 31,		January 19, 1994 (Inception) to December 31, 2004
	2004	2003
Revenue	$ -	$ -	$ -

Expenses:
General and Administrative	1,500	800	13,931
Total Expenses	1,500	800	13,931

Net (loss)	$ (1,500)	$ (800)	$ (13,931)

Weighted average number of common shares outstanding - basic and fully diluted	8,039,293	7,049,827

Net (loss) per share - basic and fully diluted	$ (0.00)	$ (0.00)

  The accompanying notes are an integral part of these financial statements

  Independent Asset Management Corp.

  (a development stage company)

  Statements of Changes in Stockholders' Equity

	Common Stock Shares Amount		Additional paid-in Capital	(Deficit) accumulated during development stage	Total Stockholders' Equity

December 31, 1999
Founders shares issued	10,000	$10,000	$-	$-	10,000

Net (loss), December 31, 1999				(10,000)	(10,000)
Balance December 31, 1999	10,000	10,000	-	(10,000)	-

January 19, 2000
Recapitalization - Par value decrease from $1.00 per share to $0.001 per share		(9,990)	9,990	-	-

January 31, 2000
Forward stock split 500:1	4,990,000	4,990	(4,990)	-	-

Net (loss), December 31, 2000				(1,132)	(1,132)
Balance December 31, 2000	5,000,000	5,000	5,000	(11,132)	(1,132)

January 1, 2001 Shares Issued for Debt	1,432,000	1,432	-	-	1,432

April 1, 2001 Shares Issued for Debt	22,060	22	-	-	22

July 1, 2001 Shares Issued for Debt	13,240	13	-	-	13

October 1, 2001 Shares Issued for Debt	14,060	14	-	-	14

Net (loss) December 31, 2001				(349)	(349)
Balance December 31, 2001	6,481,360	6,481	5,000	(11,481)	-

April 1, 2002 Shares Issued for Debt	21,880	22	-	-	22

September 30, 2002 Shares Issued for Debt	28,130	28	-	-	28

December 31, 2002 Shares Issued for Debt	100,000	100	-	-	100

Net (loss) December 31, 2002				(150)	(150)
Balance December 31, 2002	6,631,370	6,631	5,000	(11,631)	-

April 28, 2003 Shares Issued for Debt	500,000	500	-	-	500

June 17, 2003 Shares Issued for Debt	100,000	100	-	-	100

September 29, 2003 Share Issued for Debt	100,000	100	-	-	100

December 31, 2003 Shares Issued for Debt	100,000	100	-		100

Net (loss) December 31, 2003				(800)	(800)
Balance December 31, 2003	7,431,370	7,431	5,000	(12,431)	-

June 15, 2004 Shares Issued for Debt	1,000,000	1,000	-	-	1,000

September 29, 2004 Share Issued for Debt	250,000	250	-	-	250

Net (loss) December 31, 2004				(1,500)	(1,500)
Balance December 31, 2004	8,681,370	$ 8,681	$ 5,000	$ (13,931)	$ (250)

  The accompanying notes are an integral part of these financial statements

  Independent Asset Management Corp.

  (a development stage company)

  Statements of Cash Flows

  For the Twelve Months Ending December 31, 2004 and 2003

  And For the Period January 19, 1994 (Inception) to December 31, 2004

	For the Years Ended December 31,		January 19, 1994 (Inception) to December 31, 2004
	2004	2003

Cash flows from operating activities:
Net (loss)	$ (1,500)	$ (800)	$ (13,931)
Amortization	-	-	-
Stock issued for services	-	-	10,000
Conversion of debt to equity	1,250	800	3,681

Changes in assets and liabilities
Note payable - related party	250	-	250

Net cash (used) by operating activities	-	-	-

Cash flows from investing activities:
Organization costs	-	-	-

Net Cash (used) in Investing activities	-	-	-

Net (decrease) increase in cash	-	-	-
Cash -beginning	-	-	-
Cash - ending	$ -	$ -	$ -

Supplemental disclosure
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Non-cash transactions:
Number of shares issued for services	-	-	5,000,000
Number of shares issued to convert debt to equity	1,250,000	800,000	3,681,370

  The accompanying notes are an integral part of these financial statements

  Independent Asset Management Corp.

  (a development stage company)

  Notes

  Note 1 - Significant accounting policies and procedures

  Organization

  The Company is currently a development stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the State of Nevada on January 19, 1994.

  Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Reporting on the costs of start-up activities

  Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

  Loss per share

  Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing the net income by the weighted average number of common shares outstanding available to common stockholders during the period. The basic weighted average number of common shares outstanding was 8,039,293 and 7,049,827 for the years ended December 31, 2004 and 2003, respectively.

  Advertising Costs

  The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses for the period ended December 31, 2004.

  Research and Development Costs

  Research and development costs are charged to expense when incurred rather than recorded as inventory, component of overhead, or otherwise capitalized. Depreciation expense related to such capitalized costs should be considered research and development costs.

  Independent Asset Management Corp.

  (a development stage company)

  Notes

  Fair value of financial instruments

  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

  Segment reporting

  The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

  Dividends

  The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

  Income taxes

  The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

  Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

  Independent Asset Management Corp.

  (a development stage company)

  Notes

  Recent pronouncements

  In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

  In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

  In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

  Independent Asset Management Corp.

  (a development stage company)

  Notes

  In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

  Year end

  The Company has adopted December 31 as its fiscal year end.

  Note 2 - Going concern

  The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $13,931 for the period from inception to December 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

  These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

  Note 3 - Income taxes

  For the period ended December 31, 2004 the Company incurred net operating losses and accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2004, the Company had approximately $13,931 of federal and state net operating losses. The net operating loss carry-forwards, if not utilized will begin to expire in 2015.

  The components of the Company's deferred tax asset are as follows:

  Independent Asset Management Corp.

  (a development stage company)

  Notes

	As of December 31,	As of December 31,
	2004	2003
Deferred tax assets:
Net operating loss carry-forwards	$ 13,931	$ 12,431
Total deferred tax assets	13,931	12,431

Deferred tax liabilities:
Depreciation	-0-	-0-

Net deferred tax assets before valuation allowance	13,931	12,431
Less: Valuation allowance	(13,931)	(12,431)
Net deferred tax assets	$ -0-	$ -0-

  For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company provided a full valuation allowance against its net deferred tax assets at December 31, 2004.

  Note 4 - Accrued expenses - related party

  While the Company is seeking additional capital through a merger with an existing operating company, the officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These advances will be converted to equity. The balance of advanced funds at December 31, 2004 is $250.

  Note 5 - Stockholders' equity

  The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares 0f $0.001 par valued preferred stock.

  On December 31, 1999, the Company issued an officer of the Company 10,000 shares of its $1.00 par value common stock for services valued at $10,000.

  On January 19, 2000, the Company amended its articles of incorporation to change the par value of its common stock from $1.00 per share to $0.001 per share. The Company recorded a re-capitalization adjustment to adjust the common stock value.

  On January 31, 2000, the Company effectuated a 500 to 1 forward split of its par value common stock.

  Independent Asset Management Corp.

  (a development stage company)

  Notes

  On January 1, 2001, the Company issued the sole officer of the Company 1,432,000 shares of its $.001 par value common stock for conversion of debt to equity in the amount of $1,432.

  On April 1, 2001, the Company issued the sole officer of the Company 22,060 shares of its $.001 par value common stock for conversion of debt to equity in the amount of $22.

  On July 1, 2001, the Company issued the sole officer of the Company 13,240 shares of its $.001 par value common stock for conversion of debt to equity in the amount of $13.

  On October 1, 2001, the Company issued the sole officer of the Company 14,060 shares of its $.001 par value common stock for conversion of debt to equity in the amount of $14.

  On April 1, 2002, the Company issued the sole officer of the Company 21,880 shares of its $.001 par value common stock for conversion of debt to equity in the amount of $22.

  On September 30, 2002, the Company issued the sole officer of the Company 28,130 shares of its $.001 par value common stock for conversion of debt to equity in the amount of $28.

  On December 31, 2002, the Company issued the sole officer of the Company 100,000 shares of its $.001 par value common stock for conversion of debt to equity in the amount of $100.

  On April 28, 2003, the Company issued the sole officer of the Company 500,000 shares of its $.001 par value common stock for conversion of debt to equity in the amount of $500.

  On June 17, 2003, the Company issued the sole officer of the Company 100,000 shares of its $.001 par value common stock for conversion of debt to equity in the amount of $100.

  On September 29, 2003, the Company issued the sole officer of the Company 100,000 shares of its $.001 par value common stock for conversion of debt to equity in the amount of $100.

  On December 31, 2003, the Company issued the sole officer of the Company 100,000 shares of its $.001 par value common stock for conversion of debt to equity in the amount of $100.

  On June 15, 2004, the Company issued the sole officer of the Company 1,000,000 shares of its $.001 par value common stock for conversion of debt to equity in the amount of $1,000.

  On September 29, 2004, the Company issued the sole officer of the Company 250,000 shares of its $.001 par value common stock for conversion of debt to equity in the amount of $250.

  There have been no other issuances of common stock.

  Note 6 - Subsequent events

  On January 14, 2005, the Company issued the sole officer of the Company 250,000 shares of its $.001 par value common stock for conversion of debt to equity in the amount of $250.