Form 10QSB
period 2005-03-31
INDEPENDENT ASSET MANAGEMENT CORP
filed 2005-05-23
CIK 1105692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

Issuer's telephone number, including area code: (702) 866-5839

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X      No         .

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2005, was 9,681,370 shares.

ITEM 1. FINANCIAL STATEMENTS

Independent Asset Management Corp.
(a development stage company)
Balance Sheet

March 31,
2005
Assets
Current assets:
Cash	$ -
Total current assets	-

$ -

Liabilities and Stockholders' Equity
Current liabilities - related party	$ -

Stockholders' Equity
Preferred stock, $0.001 par value 5,000,000 shares authorized zero issued and Outstanding	-

Common stock, $0.001 par value, 20,000,000 shares authorized; 9,681,370 issued and outstanding	9,681

Additional paid-in-capital	5,000

(Deficit) accumulated during development stage	(14,681)
-

$ -

The accompanying notes are an integral part of these financial statements

Independent Asset Management Corp.
(a development stage company)
Statements of Operations
For the Three Months Ending March 31, 2005 and 2004
And For the Period January 19, 1994 (Inception) to March 31, 2005
	Three Months Ended March 31,		January 19, 1994 (Inception) to March 31,
	2005	2004	2005
Revenue	$ -	$ -	$ -

Expenses:
General and administrative expenses	750	750	14,681
Total expenses	750	750	14,681

Net (loss)	$ (750)	$ (750)	$ (14,681)

Weighted average number of common shares outstanding - basic and fully diluted	9,250,814	7,431,370

Net (loss) per share - basic and fully diluted	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements

Independent Asset Management Corp.
(a development stage company)
Statements of Cash Flows
For the Three Months Ending March 31, 2005 and 2004
And For the Period January 19, 1994 (Inception) to March 31, 2005
Three Months Ended March 31,		January 19, 1994nception) to March 31,
2005	2004	2005
Cash flows from operating activities:
Net (loss)	$ (750)	$ (750)	$ (14,681)
Stock issued for services	-	-	10,000
Conversion of debt to equity	1,000	750	4,681
Changes in assets and liabilities
Note payable - related party	(250)	-	-
Net cash (used) by operating activities	-	-	-

Cash flows from investing activities:
Organization costs	-	-	-
Net Cash (used) in Investing activities	-	-	-

Net (decrease) increase in cash	-	-	-
Cash -beginning	-	-	-
Cash - ending	$ -	$ -	$ -

Supplemental disclosure
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Non-cash transactions:
Number of shares issued for services	-	-	5,000,000
Number of shares issued to convert debt to equity	1,000,000	-	4,681,370

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2004 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operation for the interim period are not indicative of annual results.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As a result, the Company incurred accumulated net losses from January 19, 1994 (inception) through the period ended March 31, 2005 of $14,681. In addition, the Company's development activities since inception have been financially sustained through equity financing.

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

On February 16, 2005, the Company issued the sole officer of the Company 750,000 shares of its $.001 par value common stock for conversion of debt to equity of $750. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving a public offering."

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

ITEM 2. PLAN OF OPERATION

We have registered our common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 12(g) thereof. We file with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB.

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

On February 16, 2005, we filed a Form 8-K disclosing the resignation of Beckstead and Watts, LLP as our Independent Accountant effective February 12, 2005.

On May 16, 2005 we appointed Weaver & Martin, LLC, as our independent accountants for the year ending December 31, 2005.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of us as a going concern. Our lack of cash is inadequate to pay all of the costs associated with our operations. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our sole officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our sole officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against us and we are unaware of any such proceedings contemplated against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 14, 2005, we issued Ms. Amigone 250,000 shares of our $.001 par value common stock for conversion of debt to equity of $250. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving a public offering."

On February 16, 2005, we issued Ms. Amigone 750,000 shares of our $.001 par value common stock for conversion of debt to equity of $750. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving a public offering."

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description
(3)(i)*	Articles of Incorporation
(a) Articles of Incorporation
(3)(ii)*	Bylaws
(a) Bylaws
(4)*	Instruments defining the rights of security holders:
(4)(i)	(a) Articles of Incorporation
(b) Bylaws (c) Stock Certificate Specimen
(31)**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____________

*Filed in Form 10-SB filed on February 11, 2000

**Filed Herewith

(b)  8-K Filed on February 16, 2005 - Beckstead and Watts, LLP Auditor's Resignation.

(c)  8-K filed on May 19, 2005 - Engagement of Weaver & Martin, LLC as Independent Auditor.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENT ASSET MANAGEMENT CORP.

By: /s/ Debra K. Amigone

Debra K. Amigone, President

Dated: May 23, 2005