Form 10QSB
period 2005-06-30
INDEPENDENT ASSET MANAGEMENT CORP
filed 2005-08-11
CIK 1105692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR

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

Issuer’s telephone number, including area code: (702) 866-5839

Copies of Communication to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, Ca 92101

(619) 595-4882

Fax (629) 595-4883

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2005, was 9,681,370 shares.

ITEM 1.	FINANCIAL STATEMENTS

Independent Asset Management Corp.

(a development stage company)

Balance Sheet

June 30,
2005
Assets
Current assets:
Cash	$—
Total current assets	—

$—

Liabilities and Stockholders’ Equity
Current liabilities – related party	$—

Stockholders’ Equity
Preferred stock, $0.001 par value 5,000,000 shares authorized zero issued and Outstanding	—

Common stock, $0.001 par value, 20,000,000 shares authorized; 9,681,370 issued and outstanding	9,681

Additional paid-in-capital	5,000

(Deficit) accumulated during development stage	(14,681)
—

$—

The accompanying notes are an integral part of these financial statements

Independent Asset Management Corp.

(a development stage company)

Statements of Operations

For the Three and Six Months Ending June 30, 2005 and 2004

And For the Period January 19, 1994 (Inception) to June 30, 2005

	Three Months Ended June 30,		Six Months Ended June 30,		January 19, 1994 (Inception) to June 30,
	2005	2004	2005	2004	2005

Revenue	$—	$—	$—	$—	$—

Expenses:
General and administrative expenses	—	250	750	1,000	14,681
Total expenses	—	250	750	1,000	14,681

Net (loss)	$—	$(250)	$(750)	$(1,000)	$(14,681)

Weighted average number of common shares outstanding – basic and fully diluted	9,575,206	8,431,370	9,575,206	8,431,370

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

Independent Asset Management Corp.

(a development stage company)

Statements of Cash Flows

For the Six Months Ending June 30, 2005 and 2004

And For the Period January 19, 1994 (Inception) to June 30, 2005

	Six Months Ended June 30,		January 19, 1994 (Inception) to June 30,
	2005	2004	2005
Cash flows from operating activities:
Net (loss)	$(750)	$(1,000)	$(14,681)
Stock issued for services	—	—	10,000
Conversion of debt to equity	1,000	1,000	4,681
Changes in assets and liabilities
Note payable – related party	(250)	—	—
Net cash (used) by operating activities	—	—	—

Cash flows from investing activities:
Organization costs	—	—	—
Net Cash (used) in Investing activities	—	—	—

Net (decrease) increase in cash	—	—	—
Cash -beginning	—	—	—
Cash - ending	$—	$—	$—

Supplemental disclosure
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

Non-cash transactions:
Number of shares issued for services	—	—	5,000,000
Number of shares issued to convert debt to equity	1,000,000	1,000,000	4,681,370

The accompanying notes are an integral part of these financial statements

Independent Asset Management Corp.

(a development stage company)

Notes

NOTE 1 – BASIS OF PRESENTATION

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2004 and notes thereto included in the Company’s 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operation for the interim period are not indicative of annual results.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As a result, the Company incurred accumulated net losses from January 19, 1994 (inception) through the period ended June 30, 2005 of $14,681. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

NOTE 3 – STOCKHOLDERS EQUITY

On January 14, 2005, the Company issued the then sole officer of the Company 250,000 shares of its $0.001 par value common stock for conversion of debt to equity of $250. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving a public offering.”

On February 16, 2005, the Company issued the then sole officer of the Company 750,000 shares of its $0.001 par value common stock for conversion of debt to equity of $750. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving a public offering.”

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

We are currently seeking to engage in a merger with or acquisition of an unidentified foreign or domestic company which desires to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market. We meet the definition of a “blank check” company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended. We have been in the developmental stage since inception and have no operations to date. We have not commenced any operational activities.

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

Our financial statements reflect the fact that we have no current source of income. Further, without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Our sole officer and director has agreed to advance any additional funds which we need for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances have historically been converted to equity. There is no minimum or maximum amount the Officer and Director will advance to us. We will not borrow any funds for the purpose of repaying advances made by such Officer and Director, and we will not borrow any funds to make any payments to our promoters, management or their affiliates or associates.

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

On May 16, 2005 we appointed Weaver & Martin, LLC, as our independent accountants for the year ending December 31, 2005.

Subsequent event

On August 1, 2005, Anthony N. DeMint was appointed to our Board of Directors. Additionally, Debra K. Amigone resigned as a Director, President, Secretary and Treasurer and Mr. DeMint was appointed our sole officer. Mr. DeMint is currently our sole Director and the sole Officer.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of us as a going concern. Our lack of cash is inadequate to pay all of the costs associated with our operations. Management intends to use borrowings and security sales to mitigate the effects of our cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

ITEM 3.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our former sole officer evaluated the effectiveness of our disclosure controls and procedures which was subsequently evaluated by our current sole officer, Anthony DeMint following his appoint on August 1, 2005. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our former sole officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 1, 2005, Debra Amigone, the Registrant’s former sole officer and director, sold 9,681,307 shares of the Registrant’s common stock owned by Ms. Amigone to Anthony DeMint, our recently appointed President, for $500. The shares sold by Ms. Amigone to Mr. DeMint, represents 100% of the Registrant’s issued and outstanding shares of common stock.

Mr. DeMint used his personal funds for the purchase of the shares from Ms. Amigone.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description
(3)(i)*	Articles of Incorporation
(a) Articles of Incorporation
(3)(ii)*	Bylaws
(a) Bylaws
(4)*	Instruments defining the rights of security holders:
(4)(i)	(a) Articles of Incorporation
(b) Bylaws (c) Stock Certificate Specimen
(31)**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____________

*Filed in Form 10-SB filed on February 11, 2000

**Filed Herewith

(b)	8-K filed on February 16, 2005 – Beckstead and Watts, LLP Auditor’s Resignation.
(c)	8-K filed on May 19, 2005 – Engagement of Weaver & Martin, LLC as Independent Auditor.
(d)	8-K filed on August 10, 2005 – Debra Amigone’s resignation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENT ASSET MANAGEMENT CORP.

By: /s/ Anthony DeMint
Anthony N. DeMint, President

Dated:	August 10, 2005