Form 10QSB
period 2006-03-31
INDEPENDENT ASSET MANAGEMENT CORP
filed 2006-05-08
CIK 1105692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

☐ TRANSITION REPORT UNDER TO SECTION 13 OR

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

Issuer’s telephone number: (702) 866-5839

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     X     No

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2006, was 9,681,370 shares.

Transitional Small Business Disclosure Format (check one): Yes                 No     X

ITEM 1.	FINANCIAL STATEMENTS

Independent Asset Management Corp.

(a development stage company)

Condensed Balance Sheet

March 31,
2006
Assets
Current assets:
Cash	$ -
Total current assets	-

$ -

Liabilities and Stockholders’ Equity
Current liabilities	$ -

Stockholders’ Equity
Preferred stock, $.001 par value 5,000,000 shares authorized zero issued and Outstanding	-

Common stock, $.001 par value, 20,000,000 shares authorized; 9,681,370 shares issued and outstanding as of March 31, 2006	9,681

Additional paid-in-capital	6,750

(Deficit) accumulated during development stage	(16,431)
-

$ -

See notes to condensed financial statements

Independent Asset Management Corp.

(a development stage company)

Condensed Statements of Operations

For the Three Months Ending March 31, 2006 and 2005

And For the Period January 19, 1994 (Inception) to March 31, 2006

	For the Three Months Ended March 31,		January 19, 1994 (Inception) to March 31, 2006
	2006	2005

Revenue	$ -	$ -	$ -

Expenses:
General and administrative expenses	-	750	16,431
Total Expenses	-	750	16,431

Net (loss)	$ -	$ (750)	$ (16,431)

Weighted average number of common shares outstanding – basic and fully diluted	9,681,370	9,250,814

Net (loss) per share – basic and fully diluted	$ (0.00)	$ (0.00)

See notes to condensed financial statements

Independent Asset Management Corp.

(a development stage company)

Condensed Statements of Cash Flows

For the Three Months Ending March 31, 2006 and 2005

And For the Period January 19, 1994 (Inception) to March 31, 2006

	For the Three Months Ended March 31,		January 19, 1994 (Inception) to March 31, 2005
	2006	2005
Cash flows from operating activities:
Net (loss)	$ -	$ (750)	$ (16,431)
Amortization	-	-	-
Stock issued for services	-	-	10,000
Conversion of debt to equity	-	1,000	4,681
Changes in assets and liabilities
Note payable – related party	-	(250)	-
Net cash (used) by operating activities	-	-	(1,750)

Cash flows from investing activities:
Organization costs	-	-	-
Donated capital	-	-	1,750
Net Cash (used) in Investing activities	-	-	1,750

Net (decrease) increase in cash	-	-	-
Cash -beginning	-	-	-
Cash - ending	$ -	$ -	$ -

Supplemental disclosure
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Non-cash transactions:
Number of shares issued for services	-	-	5,000,000
Number of shares issued to convert debt to equity	-	1,000,000	4,681,370

See notes to condensed financial statements

Independent Asset Management Corp.

(a development stage company)

Notes to Condensed Financial Statements

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2005 and notes thereto included in the Company’s 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As a result, the Company incurred accumulated net losses from January 19, 1994 (inception) through the period ended March 31, 2006 of $16,431. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

Independent Asset Management Corp.

(a development stage company)

Notes to Condensed Financial Statements

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

Independent Asset Management Corp.

(a development stage company)

Notes to Condensed Financial Statements

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

PART II -- OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no legal proceedings against us and we are unaware of any such proceedings contemplated against us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description
(3)(i)*	Articles of Incorporation
(a) Articles of Incorporation
(3)(ii)*	Bylaws
(a) Bylaws
(4)*	Instruments defining the rights of security holders:
(4)(i)	(a) Articles of Incorporation
(b) Bylaws (c) Stock Certificate Specimen
(31)**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____________

*Filed in Form 10-SB filed on February 11, 2000

**Filed Herewith

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENT ASSET MANAGEMENT CORP.

By:/s/ Anthony N. DeMint

Anthony N. DeMint, President

Dated:	May 5, 2006